Form 10-K
period 2023-10-29
John Deere Owner Trust 2023
filed 2024-01-26
CIK 1965367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 29, 2023

or

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number of issuing entity: 333-264978-03

Central Index Key Number of issuing entity: 0001965367

JOHN DEERE OWNER TRUST 2023

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-264978

Central Index Key Number of depositor: 0001762590

JOHN DEERE RECEIVABLES LLC

(Exact name of depositor as specified in its charter)

Central Index Key Number of sponsor: 0000027673

JOHN DEERE CAPITAL CORPORATION

(Exact name of sponsor as specified in its charter)

Delaware	32-6664866
(State of incorporation or organization)	(IRS Employer Identification No.)

c/o John Deere Capital Corporation P.O. Box 5328
Madison, Wisconsin	53705-0328	(800) 438-7394
(Address of principal executive offices)	(Zip Code)	(Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading symbol	Name of each exchange on which registered
N/A	N/A	N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

◻Yes   ⌧No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
◻Yes    ⌧No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

⌧Yes    ◻No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

◻Yes    ◻No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ◻
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.

7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

◻Yes   ⌧No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy information statement; and, (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K.

Item 1.	Business.
Item 1A.	Risk Factors.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 1B.	Unresolved Staff Comments.
None. Item 4. None.	Mine Safety Disclosures.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K.

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.	[Reserved].
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.
Item 9B.	Other Information.
No other information.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	The following documents are included as part of, or incorporated by reference to, this annual report.

Exhibit No.

1.1 Underwriting Agreement, dated February 22, 2023, among John Deere Receivables LLC, John Deere Capital Corporation, and MUFG Securities Americas Inc., BofA Securities, Inc., HSBC Securities (USA) Inc. and RBC Capital Markets, LLC as representatives of the underwriters named therein (incorporated by reference to Exhibit 1.1 to the Form 8-K of registrant filed February 22, 2023, Commission File No. 333-264978-03).

3.1 Articles of Organization of John Deere Receivables LLC (incorporated by reference to Exhibit 3.1 to registration statement on Form SF-3/A filed June 29, 2022, Commission File No. 333-264978).

3.2 Limited Liability Company Agreement of John Deere Receivables LLC (incorporated by reference to Exhibit 3.2 to registration statement on Form SF-3/A filed June 29, 2022, Commission File No. 333-264978).

4.1 Indenture, dated March 2, 2023, between the registrant, as issuing entity, and U.S. Bank Trust Company, National Association, as indenture trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K of registrant filed March 2, 2023, Commission File No. 333-264978-03).

31.1 Rule 13a-14(d)/15d-14(d) Certification.

33.1 John Deere Capital Corporation’s Report on Assessment of Compliance With Servicing Criteria.

33.2 Trustee’s Report on Compliance With Servicing Criteria (U.S. Bank National Association and U.S. Bank Trust Company, National Association).

34.1 Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

34.2 Report of Independent Registered Public Accounting Firm (Ernst & Young LLP).

35.1 Servicer Compliance Statement of John Deere Capital Corporation.

35.2 Servicer Compliance Statement of Deere Credit Services, Inc.

99.1 Trust Agreement, dated March 1, 2023, between John Deere Receivables LLC, as depositor, and Computershare Delaware Trust Company, as owner trustee (incorporated by reference to Exhibit 99.1 to the Form 8-K of registrant filed March 2, 2023, Commission File No. 333-264978-03).

99.2 Sale and Servicing Agreement, dated March 2, 2023, among John Deere Capital Corporation, as servicer, John Deere Receivables LLC, as seller, and the registrant, as issuing entity (incorporated by reference to Exhibit 99.2 to the Form 8-K of registrant filed March 2, 2023, Commission File No. 333-264978-03).

99.3 Administration Agreement, dated March 2, 2023, among the registrant, as issuer, John Deere Capital Corporation, as administrator, and U.S. Bank Trust Company, National Association, as indenture trustee (incorporated by reference to Exhibit 99.3 to the Form 8-K of registrant filed March 2, 2023, Commission File No. 333-264978-03).

99.4 Asset Representations Review Agreement, dated March 2, 2023, among the registrant, as issuing entity, John Deere Capital Corporation, as servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 99.4 to the Form 8-K of registrant filed March 2, 2023, Commission File No. 333-264978-03).

	(b)	See Item 15(a)(3) above.

	(c)	Not Applicable.

Item 16.		Form 10–K Summary.
None.

Substitute information provided in accordance with General Instruction J to Form 10-K.

Item 1112(b) of Regulation AB, Significant Obligors of Pool Assets (Financial Information).

None.

Item 1114(b)(2) of Regulation AB, Credit Enhancement and Other Support, Except for Certain Derivative Instruments (Information Regarding Significant Enhancement Provider (Financial Information)).

None.

Item 1115(b) of Regulation AB, Certain Derivative Instruments (Financial Information).

Not applicable.

Item 1117 of Regulation AB, Legal Proceedings.

There are no material legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against John Deere Capital Corporation (“JDCC”), as sponsor or servicer, John Deere Receivables LLC (“JDR”), as depositor, Deere Credit Services, Inc. (“DCS”), as sub-servicer, John Deere Owner Trust 2023, as the issuing entity, or any other parties described in Item 1117 of Regulation AB, or any of the property of any of the foregoing, which, individually or in the aggregate, would have a material adverse impact on investors in the offered Notes.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

JDR, the depositor and holder of a 100% ownership interest in John Deere Owner Trust 2023, the issuing entity, is a wholly-owned subsidiary of JDCC, the sponsor, servicer, administrator, and originator. JDR, a Nevada limited liability company, is organized for the limited purpose of purchasing retail receivables, transferring those receivables to third parties, and performing any activities incidental to, and necessary or convenient for, the accomplishment of those purposes. JDCC, a Delaware corporation, is a wholly-owned subsidiary of John Deere Financial Services, Inc., which is in turn a wholly-owned subsidiary of Deere & Company. The principal business of JDCC and its subsidiaries is providing and administering financing for retail purchases of new equipment manufactured by Deere & Company’s production and precision agriculture operations, small agriculture and turf operations, and construction and forestry operations and used equipment taken in trade for this equipment. JDCC has designated DCS, a Delaware corporation and an indirect wholly-owned subsidiary of Deere & Company and of JDCC, to serve as sub-servicer at the servicer’s expense.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

(a)	The following documents are filed as part of this report.

Exhibit No.

	33.1	John Deere Capital Corporation’s Report on Assessment of Compliance With Servicing Criteria.

33.2	Trustee’s Report on Compliance With Servicing Criteria (U.S. Bank National Association and U.S. Bank Trust Company, National Association).

34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

Item 1123 of Regulation AB, Servicer Compliance Statement.

(a)	The following documents are filed as part of this report.

Exhibit No.

	35.1	Servicer Compliance Statement of John Deere Capital Corporation.

	35.2	Servicer Compliance Statement of Deere Credit Services, Inc.

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered Securities pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy, or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

EXHIBIT INDEX

Exhibit No.

1.1

Underwriting Agreement, dated February 22, 2023, among John Deere Receivables LLC, John Deere Capital Corporation, and MUFG Securities Americas Inc., BofA Securities, Inc., HSBC Securities (USA) Inc. and RBC Capital Markets, LLC as representatives of the underwriters named therein (incorporated by reference to Exhibit 1.1 to the Form 8-K of registrant filed February 22, 2023, Commission File No. 333-264978-03).

3.1	Articles of Organization of John Deere Receivables LLC (incorporated by reference to Exhibit 3.1 to registration statement on Form SF-3/A filed June 29, 2022, Commission File No. 333-264978).

3.2

Limited Liability Company Agreement of John Deere Receivables LLC (incorporated by reference to Exhibit 3.2 to registration statement on Form SF-3/A filed June 29, 2022, Commission File No. 333-264978).

4.1

Indenture, dated March 2, 2023, between the registrant, as issuing entity, and U.S. Bank Trust Company, National Association, as indenture trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K of registrant filed March 2, 2023, Commission File No. 333-264978-03).

31.1	Rule 13a-14(d)/15d-14(d) Certification.

33.1	John Deere Capital Corporation’s Report on Assessment of Compliance With Servicing Criteria.

33.2	Trustee’s Report on Compliance With Servicing Criteria (U.S. Bank National Association and U.S. Bank Trust Company, National Association).

34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP).

35.1	Servicer Compliance Statement of John Deere Capital Corporation.

35.2	Servicer Compliance Statement of Deere Credit Services, Inc.

99.1

Trust Agreement, dated March 1, 2023, between John Deere Receivables LLC, as depositor, and Computershare Delaware Trust Company, as owner trustee (incorporated by reference to Exhibit 99.1 to the Form 8-K of registrant filed March 2, 2023, Commission File No. 333-264978-03).

99.2

Sale and Servicing Agreement, dated March 2, 2023, among John Deere Capital Corporation, as servicer, John Deere Receivables LLC, as seller, and the registrant, as issuing entity (incorporated by reference to Exhibit 99.2 to the Form 8-K of registrant filed March 2, 2023, Commission File No. 333-264978-03).

99.3

Administration Agreement, dated March 2, 2023, among the registrant, as issuer, John Deere Capital Corporation, as administrator, and U.S. Bank Trust Company, National Association, as indenture trustee (incorporated by reference to Exhibit 99.3 to the Form 8-K of registrant filed March 2, 2023, Commission File No. 333-264978-03).

99.4

Asset Representations Review Agreement, dated March 2, 2023, among the registrant, as issuing entity, John Deere Capital Corporation, as servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 99.4 to the Form 8-K of registrant filed March 2, 2023, Commission File No. 333-264978-03).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN DEERE OWNER TRUST 2023

By:	John Deere Capital Corporation
(Servicer)

By:	/s/ Rajesh Kalathur
Rajesh Kalathur
President

Dated: January 26, 2024