Form 10-K
period 2025-11-02
John Deere Owner Trust 2023
filed 2026-01-23
CIK 1965367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 2, 2025

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

3.1 Articles of Organization of John Deere Receivables LLC (incorporated by reference to Exhibit 3.1 to registration statement on Form SF-3/A filed July 18, 2025, Commission File No. 333-264978).

3.2 Limited Liability Company Agreement of John Deere Receivables LLC (incorporated by reference to Exhibit 3.2 to registration statement on Form SF-3/A filed July 18, 2025, Commission File No. 333-264978).

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

3.1	Articles of Organization of John Deere Receivables LLC (incorporated by reference to Exhibit 3.1 to registration statement on Form SF-3/A filed July 18, 2025, Commission File No. 333-264978).

3.2

Limited Liability Company Agreement of John Deere Receivables LLC (incorporated by reference to Exhibit 3.2 to registration statement on Form SF-3/A filed July 18, 2025, Commission File No. 333-264978).

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

Dated: January 23, 2026